Form 10KSB
period 1996-12-31
LOOKAWAY PARTNERS
filed 1998-03-31
CIK 1009378

                                  FORM 10-KSB

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549
(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the fiscal year ended                  DECEMBER 31, 1997
                           -----------------------------------------------------

                                      OR

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_____________________ to _________________________

Commission file number    SECURITIES ACT FILING 333-6454
                      ----------------------------------------------------------

                               LOOKAWAY PARTNERS
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)


             PENNSYLVANIA                                   23-2799318
-------------------------------------------        -----------------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization                        Identification No.)


  4219 UPPER MOUNTAIN ROAD, BUCKINGHAM, PA                   18912
-------------------------------------------        -----------------------------
  (Address of Principal Executive Offices)                  (Zip Code)

Issuer's Telephone Number   215-794-5727
                          ------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
          Title of Each Class                          On Which Registered
          -------------------                         ---------------------

                 NONE
-------------------------------------------        -----------------------------

        Securities registered under Section 12(g) of the Exchange Act:


                                     NONE
--------------------------------------------------------------------------------
                               (Title of Class)

         Check whether the issuer (1) filed all exports required to be filed by Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for past 90 days.

Yes______X______    No _____________

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form
10-KSB. [   ]

         The issuer's revenues for its most recent fiscal year were $96,060.

         The aggregate market value of the voting and non-voting common equity held by the 203 non-affiliated limited partners of the Partnership, computed by reference to the current price at which the registrant's limited partnership interests are offered for sale, is $12,180,000.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

ITEM 1.  BUSINESS

(a)      Business Development

Lookaway Partners (the "Partnership") is a Pennsylvania limited partnership organized in November 1995 to pursue the development of a premier 18 hole, limited membership golf course and related facilities (the "Club"). As of February 2, 1998, the Partnership had a total of 218 Limited Partners, as compared to the anticipated maximum of 229 Limited Partners. No assurances can be given that the Partnership will not determine to increase its membership beyond 229 Limited Partners. The 25 Founders are also the shareholders in the corporation (the "General Partner" or alternatively the "Corporation") that is the general partner of the Partnership. The directors and officers of the General Partner are 14 of the persons known as the Series 1 Founders. Since the formation of the Partnership as a Pennsylvania limited partnership on November 17, 1995, the Corporation has served as the General Partner of the Partnership and is responsible for managing all aspects of the Partnership's business.

(b)      Business of Issuer

Between November and December 1995, the Corporation executed five agreements to acquire the 217 acres referred to herein as the Buckingham Properties that include the site of the Club. Initial funding of $675,000 came from the purchase of securities by the 25 Founders, and thereafter, between February 1996 and March 1997, the Partnership sold an aggregate of 111 Partnership Interests in an offering of securities known as the Backers Offering, the principal purpose for which was to raise the funds to acquire the Buckingham Properties. In February and March 1997, the Partnership acquired for cash fee simple title to approximately 203 acres and entered into 99 year ground leases for the approximately 16 acres that in the aggregate constitute the Buckingham Properties and in connection therewith issued three Partnership Interests to certain sellers of the Buckingham Properties.

While conducting the Backers Offering, the Partnership also began to pursue obtaining the necessary land use approvals and permits needed for the development of the Project. In February 1997, the Partnership received conditional final subdivision and land development plan approval from Buckingham Township. Initial construction of the golf course, consisting of timber clearing, began in March 1997. In October 1997, the Partnership received final subdivision and land development plan approval from Buckingham Township. As of February 2, 1998, it was anticipated that all 18 holes proposed for the golf course will be suitable for limited playing by the autumn of 1998, although 10 holes of the golf course may be suitable for playing prior to such date. However, no assurances can be given that the construction will be completed, or that the opening of the Club will occur or will not be delayed.


The Partnership's sources of cash are (i) the sale of Partnership Interests expected to be approximately $9.6 million; (ii) anticipated proceeds in the amount of $1.2 million from the sale of six (6) lots (the "Re-Sale Lots") acquired as part of one of the Buckingham Properties known as the King Property, although no assurances can be given in this regard; and (iii) interest income in the amount of approximately $75,000. The Partnership's sources of cash are expected to be about $1.75 million less than the projected budget for the opening of the Club. The Partnership anticipates making up this shortfall by borrowing.

The budget for the entire project from inception to the opening of the Club is anticipated to be approximately $12.65 million. No assurances can be given that the Partnership has not materially underestimated the amount of funds needed to open the Club. The projected budget as of February 2, 1998 is as follows:

     Land:
                        Golf Course         $2,990,000
                        Lots (6)               830,000
                        Closing Costs           68,266           $3,888,266
                                         -------------
               Engineering Fees:                                    400,000
               Legal Fees                                           180,000
               Architectural Fees:
                        Golf Course            405,000
                        Clubhouse               95,000              500,000
                                         --------------

               Golf Course Construction                           4,070,161

            Clubhouse Renovations                             1,950,000
            Maintenance Building                                210,000
            Course Equipment                                    370,000
            Membership/Marketing                                300,000
            Furniture/Fixtures                                  250,000
            Interest Expense                                     65,000
            Operating and Miscellaneous Expenses                417,500
            Contingency                                          51,073
                                                             ----------

                                       Projected Budget:     $12,652,000


Construction Plan

The Partnership has secured the services of Rees Jones, a prominent golf course architect, to develop the layout of the Club and to design a golf course which is intended to be comparable to renowned golf courses. In October 1997, the Partnership received final subdivision and land development plan approval for the construction of the golf course from Buckingham Township.

The final approval provides that the land development plans are legended with reference to the Partnership's authorization to remove trees over and above the Township's ordinance limiting tree removal to a certain standard. The legend shall provide that in the event that the property is ever put to any other use other than a golf course, the base site area calculation shall be reduced by double the amount of tree removal in excess of this standard. In addition, the steep slope zoning requirement relief granted to the Partnership by the Zoning Hearing Board in its decision of September 16, 1996 applies only for so long as the property is being used as a golf course. The final approval also provides that the clubhouse is to be considered an accessory building and that it shall not be open to the public for purposes of a restaurant or similar facility but is limited to members and their guests. The final approval also provides that, prior to the issuance of a certificate of occupancy, the parties are to develop a set of restrictions covering the use of the clubhouse and grounds that limit the use of the property for wedding receptions and other such events that would attract large numbers of people. In connection with obtaining this final approval, the Partnership agreed to accept certain treated waste water from the Township to irrigate the golf course.

It is presently anticipated that all 18 holes proposed for the golf course will be suitable for playing in the autumn of 1998, although 10 holes of the golf course may be suitable for playing prior to such date. The Partnership believes that these dates are attainable, but these dates are dependent upon many factors beyond control of the Partnership including the reliability and schedules of contractors and subcontractors, as well as weather conditions. These dates are also subject to the availability of construction financing, the sale of the remaining Units in the Partnership's offering of Partnership Interests, and the sale of the Re-Sale Lots. No assurances can be given that the construction will be completed, or that the opening of the Club will occur or will not be delayed.

The clubhouse renovations that are presently contemplated include a restoration and expansion of the farmhouse on Lookaway Farm to add a dining area to seat 50-60 people, a lounge area and men's and women's locker rooms. No assurances can be given that the Partnership has budgeted sufficient funds for this construction activity or that all or any of such proposed construction and renovations will be commenced or completed.

Construction of the golf course and clubhouse renovations and improvements is being overseen and directed for the Partnership by a Construction Committee. The chairman of the Construction Committee is Robert Jeter. Other members of the Construction Committee include Bill Bierlin, Bill Black, Harry Ferguson, Larry Mann, Norm Kulujian and Steve Neidhart.

Construction Financing

The Partnership has received a loan committment from First Union National Bank (the "Bank") for a $3 million construction loan (the "Construction Loan"). The construction period shall terminate on the earlier from twelve (12) months from closing or the issuance of a certificate of occupancy. Up to $1.75 million of the Construction Loan may be converted into a term loan with a term of five (5) years, inclusive of the construction period. Up to $500,000 of the Construction Loan may be in the form of a letter of credit, the term of which shall be for twelve (12) months. This letter of credit would be used to replace the existing letter of credit on behalf of the Partnership with Buckingham Township. The amount of the Construction Loan shall not exceed seventy percent (70%) of the market value "as is" for the Partnership's land, buildings and improvements. The Construction Loan is to be used to finance the completion of the golf course and construction of a new clubhouse.

The interest rate during the construction period shall be prime less 1/2% or LIBOR market index rate plus 2.25 %. During the term loan period, the interest rate shall be the same as the foregoing or the Partnership shall have the option to do a forward fixed rate hedge until the commencement of the term loan. The Partnership will be required to hedge all of the term loan floating interest expense by entering into an interest rate swap acceptable to the Bank contemporaneously with the closing of the term loan, pursuant to which the Partnership shall receive the amount necessary to pay the interest expense due under the term loan (exclusive of any default interest, any reserves or other adjustments provided for the loan documents) and shall pay the amount that would be equal to the interest rate that would accrue on the loan at a fixed rate. The Bank is willing to provide a forward swap to the Partnership upon mutually agreeable terms.

The default rate of interest is 3% higher than the interest rate during the non-default period. The facility may be prepaid in whole or in part at any time without pre-payment penalty or premium. As collateral, the Bank will take a first priority mortgage lien on the Partnership's real estate and improvements as well as all licenses, permits and approvals. The loan is subject to obtaining an appraisal indicating a value satisfactory to the Bank. The loan is also subject to an environmental assessment and a number of other conditions. The Bank is to receive one hundred percent (100%) of the proceeds from the Resale Lots. The loan agreement will be evidenced by loan documents. No assurances can be given that a loan agreement with the Bank will be executed, on these or any other terms.


Agreement with Rees Jones, Inc.

The Corporation entered into an agreement (the "Course Agreement") dated March 17, 1995 with Rees Jones, Inc., Montclair, New Jersey (the "Designer"), a corporation controlled by Rees Jones, a renowned golf course architect, providing for the design and inspection of the construction of the Club. The Course Agreement was assigned to the Partnership at settlement under the Lookaway Agreement. Certain of the duties of the Designer under the Course Agreement are summarized under "Business - Construction Plan", to which reference is made. The Partnership expects that the Designer's work will be completed by September 30, 1998.

All plans, working drawings, specifications and sketches remain the property of the Designer whether or not the work for which they are made is executed. The Designer's performance under the Course Agreement shall be considered complete when and if the golf course area has been seeded or planted. The Corporation and Partnership have agreed to hold the Designer harmless against any liability arising out of the maintenance, operation or use of the Club.

Agreement with Van Cleef Engineering

The Corporation accepted the Fee Proposal of Van Cleef Engineering Associates (the "Engineers") dated July 12, 1995 and revised October 30, 1995 (the "Fee Proposal") and has entered into an agreement with such firm for professional engineering, land surveying and environmental services. Such agreement was assigned to the Partnership at settlement under the Lookaway Agreement. At present, the Engineers are working on a per diem basis.

Agreement with Sandra Palmer

The Partnership has engaged Sandra Palmer to be the Club's golf professional in a salaried position at a guaranteed annual compensation of not less than $100,000 plus additional compensation through the collection of fees for lessons and clinics. The agreement is terminable by either party upon 90 days notice.

Operation of the Facilities

Upon completion of construction of the golf course and related practice and maintenance facilities and completion of the initial renovations of the clubhouse, the Corporation intends to operate the Club on behalf of the Partnership. Each Limited Partner will be required to exercise his or her Membership Warrant and become a member of the Club, and to pay annual membership dues and to abide by the By-laws and other rules and regulations of the Club. All such By-laws and other rules and regulations will be subject to change from time to time.

The 1998 annual dues are $4,500 per Limited Partner, payable in two (2) installments. The Partnership has not determined the amount of annual dues which each person using the Club will be obligated to pay after 1998.

The Partnership projects that aggregate dues payments, guest fees, transfer fees, operating income and other fees will be sufficient to defray substantially all maintenance and operating expenses for the Club, although no assurances that these projections are accurate can be given. The Partnership has the right to assess members in the event of a capital need, and membership privileges and Partnership Interests can be lost in the event of a failure to pay such assessments. The Partnership intends no less frequently than annually to determine the amount to be paid for annual dues based on its estimates of actual and projected maintenance and general operating expenses and operating revenues, including guest fees, and the number of members.

Employees

The General Partner is responsible for hiring all personnel which it determines to be necessary to support the operation of the Club. Such personnel will include, but will not be limited to, a general manager, golf professional, head greenskeeper, assistant manager for golf operations and their respective support staff. The General Partner estimates that operation of the Club will initially entail the employment of six (6) full time persons year round, plus up to twenty (20) full time seasonal persons.


Competition

There are an abundance of private clubs with golf facilities in the Southeastern Pennsylvania region encompassing Lancaster, Lebanon, Berks, Chester, Delaware, Montgomery, Lehigh, Bucks and Philadelphia Counties, from which the Corporation anticipates drawing the majority of its members. Many of these clubs offer more extensive facilities than those which the Partnership will offer and, in many cases, at a lower price.

The Partnership believes that the quality of the golf course design, the limitation on the number of members, the absence of athletic facilities unrelated to golf, and the emphasis on golf under uncrowded conditions distinguishes the Club from most other golf or country clubs in Southeastern Pennsylvania.


                                 RISK FACTORS

AN INVESTMENT IN THE UNITS IS SUBJECT TO A RISK AND IS SUITABLE ONLY FOR PERSONS OF SUBSTANTIAL FINANCIAL MEANS WHO HAVE NO NEED FOR LIQUIDITY IN THEIR INVESTMENT. THE PURCHASE OF A UNIT SHOULD ONLY BE MADE BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. THE PARTNERSHIP IS SUBJECT TO ALL OF THE RISKS INVOLVED IN THE DEVELOPMENT OF A LARGE REAL ESTATE PROJECT AND IS SPECIFICALLY SUBJECT TO ALL OF THE RISKS INVOLVED IN THE DEVELOPMENT AND OPERATION OF A GOLF COURSE. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, AMONG OTHERS.

1. Limited Construction Financing; Risk of Foreclosure Upon Real Estate. The primary sources of funds to pay for the construction of the Club are (i) the sale of the Partnership interests; (ii) to a lesser extent, the sale of the Re-Sale Lots; and (iii) an anticipated loan in the amount of $3,000,000, of which the Partnership expects to borrow approximately $1,750,000, predicated upon the sale of the Re-Sale Lots for $1,200,000, as to which there can be no assurances. The Partnership has received a commitment letter from First Union National Bank for $3 million of borrowing. See "Business--Construction Financing." However, no assurances can be given that such borrowings will be consumated. In the event that the Partnership is unable to borrow the funds needed, the construction of the golf course and club house would be halted or delayed. If the Partnership is able to borrow the needed funds, it anticipates that such funds would be repaid initially on the basis of a twenty year amortization, over a five year term, at which time the balance would be refinanced, or paid off through the sale of new memberships, or through other steps. Partners will be required to make payments on account of this indebtedness. If the anticipated Partnership bank borrowings are not repaid, it is anticipated that the lender would have the right to foreclose upon the Partnership property.

2. Uncertainties as to Construction Costs; Uncertainty as to Permits. No assurances can be given that the projected construction and renovation budget will prove to be accurate. Although the Partnership believes that it has obtained all permits needed for the construction of the golf course, no assurances can be given that additional permitting will not be required. No assurances can be given that all permits required for the operation of the club will be obtained.

3. Risks of Delays and Unanticipated Expenses. It is not anticipated that any part of the golf course would be playable before August 1998, and the completion of all of the 18 holes proposed for the golf course and related facilities is not anticipated prior to the autumn of 1998. No assurances can be given that unanticipated problems will not arise or that there will not be significant delays. No assurances can be given that the golf course will ever be completed or that the Club will ever open. See "Business - Construction Plan."

Apart from the risks associated with funding the development of the Project, completion of the construction of the golf course and related practice facilities are also subject to factors which may be beyond the control of the Partnership, including delays, increases in the cost or the unavailability of goods, materials or services, unforeseen problems which require capital expenditures to resolve or environmental considerations. Such factors may result in increased costs, delays and the corresponding reduction in the Partnership's working capital.

4. Uncertainty as to Amount of Proceeds From The Spin-off of Certain Acreage. The Partnership plans to sell six (6) approximately 1.8 acre development lots consisting of an aggregate of up to approximately eleven (11) acres. No assurances can be given as to the date that the Re-Sale Lots will be available for re-sale by the Partnership. No assurances can be given that the Partnership will be able to find buyers for the Re-Sale Lots at prices that will yield the net proceeds of $1.2 million that has been used for budgeting purposes.

5. Restrictions on Transferability. An investment in the Units is a long-term investment. There are a variety of restrictions upon the transferability of the Units:

   (i) The Partnership's Agreement of Limited Partnership provides that no Limited Partner may transfer a Unit without the consent of the Corporation as the General Partner of the Partnership, which consent may be arbitrarily withheld. Absent extenuating circumstances, the Partnership does not anticipate consenting to any transfer of a Unit by sale before 229 Memberships are sold. Other restrictions are set forth in the form of Agreement of Limited Partnership.

   (ii) The Partnership Agreement limits the right of a Partner to designate another as having the rights, privileges and obligations of Club Membership.

   (iii) It is anticipated that, once the Club is operating, the Partnership Interests (and underlying Membership) will be transferable to persons approved by the Club's Membership Committee who are on the waiting list. A transfer fee, in the amount of 10% of the selling price, or such amount then provided for by the By-laws, will be assessed on the seller. The Partnership Agreement imposes restrictions on the manner in which a Partnership Interest may be sold. No assurances can be given as to the existence of a resale market. An investor may not be able to find a buyer for his Partnership Interest. Nor is it likely that the Partnership Interests are acceptable collateral to be pledged to secure a loan.

6. Lack of Public Market. The investment represented by a purchase of the Units is illiquid and will remain illiquid. There is no public market for the Partnership Units or the Partnership Interests, nor is there any expectation that one will develop. The Partnership does anticipate establishing a mechanism to facilitate and govern the re-sale of

Partnership Interests. An investor in the Units may not be able to sell his or her Units readily, if at all, and therefore must be able to bear the economic risk of the investment for an indefinite period of time. Although the Partnership Interests are transferable under conditions elsewhere described (see "Risk Factors - Restrictions on Transferability"), no assurances can be given as to the extent, if any, of demand for the Partnership Interests on a resale basis.

7. Uncertainty As to Amount of Annual Dues. Dues for 1998 are $4,500 per Limited Partner. The Partnership has not determined the amount of annual dues which each person using the Club will be obligated to pay beyond 1998.

8. Possibility of Assessments. After the opening of the Club, the Partnership may, once the General Partner reasonably determines the Partnership requires additional capital to maintain or improve the Club, require additional capital from the Limited Partners after the prior written consent of Limited Partners holding at least a majority of the outstanding Partnership Interests (other than the General Partner and any of its Affiliates, if any of them is a Limited Partner). In such event, the Corporation shall notify all Limited Partners of their obligation to pay additional funds to the Partnership pro rata on the basis of their respective Partnership Interest (an "Assessment"). If any Limited Partner fails to contribute such additional funds as may be required, the other Limited Partners shall have the right, but not the obligation, to loan to the Partnership the additional funds required. In the absence of any such loan, under the terms of the Partnership Agreement a Limited Partner's Interest may be sold as collateral for the obligation to satisfy the Assessment. No assurances can be given that Assessments will not be imposed.

9. Dependence on Key Persons; Lack of Management Experience in Golf Course Development. The Project is materially dependent upon the personal efforts and abilities of Bruce McKissock, the Corporation's President, as well as Harry Ferguson, William Waldman and Martin Woldow. The loss or unavailability of any of the foregoing could adversely effect the Project. However, none of the officers or directors of the General Partner has any experience in developing a golf course, although the Partnership believes that such persons have significant relevant experience. No assurances can be given that management's lack of experience in developing a golf course will not adversely affect the Project.

10. Limited Operating Revenues. The Partnership will have limited operating revenues after completion of the Project. The Partnership's sources of income will be primarily from membership dues and guest fees, and to a lesser extent, from membership transfer fees, sale and rental of equipment, and the sale of food and beverages. No assurances can be given these sources will generate sufficient operating revenues. The Partnership has the right to assess members for capital needs.

11. Limitation on Limited Partner Role. The Limited Partners, as such, are restricted from taking part in the management of the Partnership's business, which will be vested exclusively in the Corporation as the General Partner. Under the provisions of the Partnership Agreement, the Limited Partners will have very restricted rights to vote upon many important matters affecting the Partnership, including (a) the termination and liquidation of the Partnership, and (b) certain amendments to the Partnership Agreement (provided that such amendments may not affect the allocation of profits and losses among, or cash distributions to, the partners without approval of all the Limited Partners).

12. Tax Status of the Partnership. There is no assurance that the Internal Revenue Service (the "IRS") will determine that, under current law, the Partnership should be classified as a partnership and not as an association taxable as a corporation for federal income tax purposes, because the Partnership has not received and does not intend to request a ruling from the IRS on this issue. The General Partner has the right in its discretion to elect to have the Partnership treated as an association taxable as a corporation. If the Partnership should be held or elect to be an association taxable as a corporation, the tax treatment to the Partnership and the Partners might be materially adversely affected.

13. Conflicts of Interest; Contracts Between the Partnership and the General Partner and Between the Partnership and Limited Partners. The interests of the Corporation as the General Partner of the Partnership may not always be consistent with the interests of the holders of the Partnership Interests in their capacity as limited partners of the Partnership (the "Limited Partners"). Subsequent to December 31, 1997, the General Partner renounced its right to receive five (5) General Partners warrants as compensation for services rendered to the Partnership. The General Partner in the future may seek compensation for services provided to the Partnership.

The Partnership Agreement provides that the Corporation as General Partner, and its officers, directors, shareholders and their affiliates may receive compensation for services performed on behalf of the Partnership, provided that such compensation is on terms no less favorable to the Partnership than the terms on which such services would be available from independent third parties.

The Partnership Agreement provides that a majority of the Limited Partners must approve agreements between the Partnership and any Partner, and the General Partner on behalf of the Partnership has determined that all proposed contracts between the Partnership and any Limited Partner also must be on terms no less favorable to the Partnership than the terms on which such services would be available from independent third parties, determined on a competitive bid process.

ITEM 2. PROPERTIES.

In February and March 1997, the Partnership acquired for cash fee simple title to approximately 203 acres (consisting of Lookaway Farm, the King Property and the Murphree Property) and entered into 99 year ground leases for approximately 16 acres (consisting of the Montgomery Property and the Swanson Property) collectively referred to as the Buckingham Properties that are intended to be developed into and to include the Club. The 217 acre site includes the approximate 11 acres that the Partnership expects to subdivide as the six (6) Re-Sale Lots.

Description of the Real Estate Agreements

1. Lookaway Farm. The following is a summary of the Agreement of Sale that was executed for the purchase of Lookaway Farm, one of the properties comprising the Buckingham Properties. This property was acquired on February 24, 1997. This description is expressly qualified by the exact terms of such agreement as amended.

The General Partner executed an agreement dated June 28, 1995, as amended (the "Lookaway Agreement") with Carl A. Swanson, Jr., Rodney E. Montgomery, and Thomas E. Murphree, co-executors and co-trustees under Will of Theodore Sterling, deceased, and Carl A. Swanson, Jr., executor of the Estate of Marion
P. Sterling, deceased (collectively, the "Lookaway Seller"), for the purchase of approximately 113 acres of land together with the buildings and improvements erected thereon located on Upper Mountain Road, Buckingham, Bucks County, known as "Lookaway Farm" ("Lookaway Farm"). The improvements to Lookaway Farm include a three (3) story stone 18th century farmhouse and three other smaller houses and one garage/studio structure. The aggregate consideration paid to the sellers of Lookaway Farm was $1,775,000. In addition, the Partnership paid settlement charges of approximately $28,000, consisting primarily of title insurance, transfer taxes and local real estate taxes.

In addition, the Partnership is liable to pay any Act 319 or 515 roll-back taxes that may arise.

Under the terms of the Lookaway Agreement, certain restrictive covenants limiting the future use of Lookaway Farm to that of a golf course or other similar non-residential, non-commercial open space were filed of record. Such restrictive covenants are subordinate to any acquisition and/or construction mortgage entered into by the Partnership that pertains to the acquisition or development of the Club. These same restrictive covenants are to take effect immediately upon pay-off of any such mortgage. In the event of foreclosure or other default proceedings against the Partnership, the restrictive covenants are dischargeable. The Partnership has further agreed that it shall not initiate or cause to be initiated any change in the character of the zoning district in which Lookaway Farm is located.

2. The King Property. The following is a summary of the Agreement for the Sale of Real Estate for the purchase of the King Property. This property was acquired on March 17, 1997. This description is expressly qualified by the exact terms of such agreement.

The General Partner and Scott L. King ( "Mr. King") executed an agreement dated October 10, 1995 for the purchase of approximately 71 acres constituting the second parcel comprising part of the Buckingham Properties known as the "King Property." The aggregate consideration paid to or escrowed for the account of Mr. King was approximately $1,614,000. This sum includes an escrowing of $300,000 to cover verified capital gains taxes that may be incurred by Mr. King from the sale of his property. In addition, the Partnership paid settlement charges of approximately $19,000, consisting primarily of title insurance, transfer taxes, and local real estate taxes. In addition, the Partnership is liable to pay any Partnership Act 319 rollback taxes that may arise.

In addition, as part of the transaction with Mr. King, Mr. King has leased a guest house located on Lookaway Farm on a month-to-month basis for up to 24 months for $100 per month plus all costs associated with his possession. Pursuant to the terms of the King Agreement, at settlement Mr. King was issued a fully transferrable Partnership Interest with a non-transferable lifetime personal exemption from payment of the annual membership fees appurtenant to Club membership.

3. The Murphree Agreement. The following is a summary of an Agreement of Sale for the purchase of the Murphree Property. This property was acquired on February 24, 1997. This description is expressly qualified by the exact terms of such agreement.

The Corporation executed an agreement dated November 1, 1995 (the "Murphree Agreement") with Janet S. Murphree for the purchase of approximately 16 acres ("the Murphree Property"). The purchase price paid by the Partnership to Mrs. Murphree was $350,000. This amount consisted (i) the base consideration of $105,000, (ii) $45,000 paid on account of Mrs. Murphree's election not to take title to a Partnership Interest and (iii) $200,000 paid on account of Mrs. Murphree's election not to take title to a Re-Sale Lot. In addition, the Partnership paid closing costs of approximately $5,700, consisting primarily of title insurance and transfer taxes. In addition, the Partnership has agreed to pay any Act 319 or 515 roll-back taxes that may arise from this conveyance or as a result of a change in the use of the Murphree Property.

4. 99 Year Ground Lease with the Montgomerys. On February 24, 1997, the Partnership entered into a 99 year ground lease (the "Montgomery Lease") with Rodney E. and Helen S. Montgomery for approximately 8.9 acres (the "Montgomery Property") of undeveloped real property contiguous to Lookaway Farm. The following summary of the lease is expressly qualified by the exact terms of the lease, which are incorporated herein by reference.

The Montgomery Property is subject to an agreement relating to a rural residence exemption dated July 30, 1994 with the Bucks County Department of Health which provides inter alia that part of the Montgomery Property shall lose its status as being exempt from otherwise applicable requirements for an on-lot septic system if such parcel were to be subdivided. Because a conveyance of fee simple title from the Montgomerys to the Partnership would constitute such a subdivision, the Partnership and the Montgomerys terminated a prior agreement providing for the outright purchase of the Montgomery Property and instead entered into the Montgomery Lease. The Partnership has agreed to compensate the Montgomerys for all expenses in the event that the Bucks County Board of Health should determine that such rural residence exemption has been lost as a result of the execution of the Montgomery Lease or in the event of the exercise by the Partnership of its purchase option (as hereafter described). The expenses that the Partnership has agreed to cover include the cost of installing a septic system on the remaining property of the Montgomerys. No assurances can be given that the Partnership will not be required to incur the expenses associated with the loss of rural residence exemption.

The term of the Montgomery Lease shall automatically earlier terminate if and when the Partnership terminates its use of the Montgomery Property as part of an 18 hole golf course. In the Montgomery Lease, the Montgomerys reserved the option to deed the Montgomery Property to the Partnership in fee simple.

The amount of rent called for by the Montgomery Lease is $1. In addition, the Partnership conveyed to the Montgomerys one (1) joint and survivor Partnership Interest inclusive of a Club membership, inheritable by an heir of the survivor, together with a non-transferable joint personal lifetime exemption from the payment of annual Club membership fees. Such Partnership Interest was valued by the parties at $45,000. In addition, the Partnership made a $30,000 donation to Trinity Church, Solebury, Pennsylvania, and agreed to make additional $30,000 donations on January 1, 1998 and January 1, 1999. The Montgomerys reserved the right to direct that the donations to be made in 1998 an 1999 shall be paid to themselves in lieu of Trinity Church. Any right to take a charitable deduction for such donations is reserved to the Montgomerys.

The Partnership has the right at its sole expense to construct on the Montgomery Property any and all improvements as it may determine are necessary for the development of an 18 hole golf course and related facilities. The Partnership is solely responsible for obtaining all permits and approvals and for paying all expenses and costs associated with any such improvements. The Partnership may only use the Montgomery Property as part of an 18 hole golf course and related facilities.

The Partnership is responsible for all taxes on the Montgomery Property as if it were the fee simple owner of such property. In addition, if other property owned by the Montgomerys that is contiguous to the Montgomery Property is reassessed as a result of the Partnership's construction of the golf course and related facilities, all increases in the assessment of such contiguous property are the responsibility of the Partnership. The Montgomery Lease provides that in the event of a condemnation, to the extent not prohibited by law there shall be separate awards to the Montgomerys and to the Partnership as their interests may appear.

The Partnership has the obligation under the Montgomery Lease to obtain specified amounts of personal injury and property damage insurance, naming the Montgomerys as an additional insured. Both parties retain the right to assign the Montgomery Lease upon written notice. The Montgomery Lease provides for various events of default including a failure to pay rent or taxes or to obtain insurance or to pay an insurance premium. The Montgomery Lease also provides for a limited right to cure a default after written notice of same.

The Partnership has retained the right to purchase fee simple title to the Montgomery Property for the sum of $1 provided that the Partnership pays any and all costs arising from the transaction including real estate transfer taxes, Act 319 or Act 515 rollback taxes and rural residency covenant expenses. As a precondition to the Montgomerys' obligation to convey fee simple title, the Partnership is obligated to execute and deliver a use restriction for the Montgomery Property restricting the future use of such property to a golf course or other similar non-residential, non-commercial open space. Such restriction, however, shall be subordinate in lien, payment and all other respects to any initial acquisition and/or construction mortgage related to purchasing, developing or refinancing part of a golf course and related facilities subject to certain provisions including that such restriction shall be void and extinguished automatically in the event of the delivery of a deed in mortgage foreclosure or deed in lieu of mortgage foreclosure of any such mortgage.

5. 99 Year Ground Lease with the Swansons On February 24, 1997, the Partnership entered into a 99 year ground lease (the "Swanson Lease") with Carl A. Swanson, Jr., and Sarah S. Swanson for approximately 4 acres (the "Swanson Property") of undeveloped realty contiguous to Lookaway Farm. The following summary of the lease is expressly qualified by the exact terms of the lease, which are incorporated herein by reference.

As in the case of the Montgomerys, the Partnership terminated an agreement of sale to acquire the Swanson Property and entered into the Swanson Lease on account of the rural residence exemption that applies to the Swanson Property, which exemption would have been lost in the event of an outright purchase by the Partnership of the Swanson Property. No assurances can be given that this exemption will nonetheless not be lost, with resulting expenses to the Partnership.

The amount of rent to be paid under the Swanson Lease is $1. In addition, the Partnership conveyed to the Swansons a joint and survivor membership, inheritable by an heir of the survivor, together with a non-transferable joint lifetime exemption from the payment of annual Club membership fees. Such Partnership Interest was valued by the parties at $45,000.

The terms and conditions of the Swanson Lease are substantially similar to the Montgomery Lease except that the Swansons did not reserve the right to deed the Swanson Property to the Partnership in fee simple. The Partnership does not have the right to construct permanent above-ground structures, other than a pavilion or weather shelter, on the Swanson Property. If the Swansons find that construction of the 18 hole golf course creates objectionable views, the Partnership has agreed to provides appropriate screening, provided that the Swansons request same prior to completion of such construction. The parties to the Swanson Lease waived trial by jury in any action, proceeding or counterclaim brought by any party against the other (except for personal injury or property damage) on any matter arising out of the ground lease. The Swansons granted the Partnership a limited first right to purchase the property of which the Swanson Property forms a part in the event that they should elect to sell same.

ITEM 3. LEGAL PROCEEDINGS.

Neither the Partnership nor the Corporation is at this time involved in any litigation, nor, to the knowledge of the General Partner, is any litigation threatened against the Partnership or the Corporation which might materially affect the Partnership or the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.
There is no public trading market for the Partnership Interests. As of February 2 , 1998, the Partnership was offering to sell Series E Partnership Interests at a price of $60,000 per unit, and $100,000 for a Corporate Gold

Partnership Interest. The Partnership is not aware of any private resale of Partnership Interests to third parties, and the Partnership has the right to disapprove of any transfer of a Partnership Interest until the Partnership shall have sold all Partnership Interests.

There are substantial restrictions on the transferability of the Units and its sub-parts. The Partnership Agreement provides further that no Limited Partner may transfer a Partnership Interest or any right or privilege of membership in the Club without the consent of the Corporation, as General Partner, which consent may be arbitrarily withheld. Absent extenuating circumstances, the Corporation does not anticipate consenting to any transfer of a Partnership Interest by sale before the Partnership issues an aggregate of 229 Partnership Interests. Certain intra-family transfer shall be permitted and the transfer to a spouse of a Limited Partner who acquired his interest as a Founder shall not result in the loss of the Initial Founders Dues Preference until the subsequent transfer, inter vivos, testamentary or intestate of the Interest by the initial transferee spouse.

(b) Holders. As of February 2, 1998, the Partnership had 218 Limited Partners, including three Limited Partners who were issued Partnership Interests in connection with the Real Estate Agreements.

(c) Dividends. The Partnership does not expect to pay dividends.

(d) Recent Sales of Unregistered Securities.

(i) Between November 1995 and January 1996, the General Partner sold 25 Founders Units to the Founders for aggregate consideration of $625,000. No underwriting discounts or commissions were paid or deducted from this sum. Each Founder's Unit consisted of (A) a warrant to acquire a Founders Partnership Interest in the Partnership, inclusive of a warrant for golf membership, and (B) a Trailing Warrant to acquire a Partnership Interest. These securities were sold under the exemption from registration afforded by Rule 504 promulgated under the Securities Act of 1933.

(ii) Between January 1996 and June 1996, the Partnership sold an aggregate of 36 Partnership Interests inclusive of a warrant for golf membership for aggregate consideration of $1,356,000. These securities were sold under the exemption from registration afforded by Rule 506 promulgated under the Securities Act of 1933.

(iii) Between June 1996 and May 1997, the Partnership sold an aggregate of 75 Partnership Interests inclusive of a warrant for golf membership for aggregate consideration of $3,357,000. These securities were sold pursuant to Regulation A under the Securities Act of 1933.

(e) Use of Proceeds from Registered Securities.

The Partnership's Registration Statement on Form SB-2 (File no. 333-6454) was declared effective on April 22, 1997, upon which date the Partnership commenced the offering of securities registered thereby, which offering is still ongoing as of February 2, 1998. An aggregate of 90 Partnership Units were registered for sale at a maximum price of $5,349,005, inclusive of $825,000 to be received by Founders in connection with their sale of Trailing Warrants sold in connection with such offering.

Through February 2, 1998, the Partnership had sold an aggregate of 79 Partnership Units inclusive of the sale by certain Founders of the Trailing Warrants, resulting in gross proceeds received and/or due to the Partnership and the Founders of $3,889,200 and $579,800, respectively. The Partnership incurred no underwriting discounts or commissions or finder's fees in connection with this offering. No payments were made to officers, directors or shareholders of the General Partner or to limited partners of the Partnership except for payments for services rendered to Eastburn & Gray, a law firm which John Vanluvanee, a limited partner and a director and shareholder of the General Partner, is a shareholder; Antheil Nicholas Maslow & MacMinn, a law firm in which Jeffrey Nicholas, a limited partner and a shareholder of the General Partner, was a partner; and to A.H. Cornell & Co., a construction firm owned by or affiliated with Stanley Cornell, a limited partner and a shareholder of the General Partner.

Through December 31, 1997, the Partnership had collected approximately $3.7 million from the sale of Partnership Interests in this offering. Such proceeds were expended approximately as follows: golf course related engineering fees, $150,000; legal fees, $125,000; golf course and club house architectural fees, $200,000; golf course equipment, $50,000; membership expenses, $175,000; miscellaneous operating expenses, $215,000; golf course construction, $2.2 million; and investments in short term interest bearing securities, $585,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

During the next twelve (12) months, the activities of the Partnership are expected to consist of the completion of the construction of the golf course, the commencement and completion of clubhouse construction and rennovations, and the opening of the Club. In addition, the Partnership anticipates completing the sale of Partnership Units in its SB-2 offering. The Partnership also expects that it will market the Re-Sale Lots during the next twelve months, with a goal of selling some or all of the Re-Sale Lots. The Partnership also anticipates entering into a loan agreement with First Union National Bank for the borrowing of funds needed for the completion of construction and opening of the club. In addition, the Partnership also expects to engage in other organizational development activities. No assurances can be given that the Partnership will be successful in any of the aforementioned activities.



CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Partnership and the General Partner have made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future activities, plans, results or operations of the Partnership and the General Partner and those preceded by, followed by or that include the words "believes", "expects", "anticipates" or similar expressions.

The following important factors, in addition to those discussed elsewhere in this document and in the documents incorporated by reference, could affect the future activities, plans, results or operations of the Partnership and the General Partner, and could cause those results to differ materially from those expressed in the forward-looking statements: changes in the economy which affect the discretionary spending practices of persons who are or might otherwise become Partners in the Partnership; an increase in interest rates which might affect the salability of the Re-Sale Lots; regulatory changes affecting the necessary permits or approvals to open or operate the golf course; an increase in construction costs; improper, illegal or unexpected actions by third parties; unfavorable weather conditions; and the like.

ITEM 7. FINANCIAL STATEMENTS.


                               TABLE OF CONTENTS



                                                                         PAGE


LOOKAWAY PARTNERS (A Limited Partnership)

   Independent Auditor's Report                                           F-2

   Balance sheet as of December 31, 1997                                  F-3

   Statements of operations for the year ended
    December 31, 1997, and cumulative
    during development stage                                              F-4

   Statements of partners' equity for the period from November 17, 1995
    (inception) to December 31, 1996,
    and for the year ended December 31, 1997                             F-5-6

   Statements of cash flows for the year ended
    December 31, 1997, and cumulative during
    development stage                                                     F-7

   Notes to financial statements                                         F-8-15



PAUNNACUSSING FOUNDERS, INC. (The General Partner)

   Independent Auditor's Report                                          F-16

   Balance sheet as of December 31, 1997                                 F-17

   Notes to balance sheet                                                F-18-20

Partners
Lookaway Partners
Doylestown, Pennsylvania


                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


         We have audited the accompanying balance sheet of LOOKAWAY PARTNERS (A Development Stage Limited Partnership) as of December 31, 1997, the related statements of operations and cash flows for the year ended December 31, 1997, and cumulative during development stage, and the related statements of partners' equity for the period from November 17, 1995 (inception) to December 31, 1996, and for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lookaway Partners as of December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997, and cumulative during development stage, in conformity with generally accepted accounting principles.






                                                       FISHBEIN & COMPANY, P.C.




Elkins Park, Pennsylvania
February 2, 1998 (March 19, 1998
 as to Note 6)

                               LOOKAWAY PARTNERS
                               -----------------
                   (A Development Stage Limited Partnership)

                                 BALANCE SHEET
                                 -------------

                               DECEMBER 31, 1997
                               -----------------

                                    ASSETS
                                    ------

CURRENT ASSETS
   Cash                                                          $1,385,399
   Prepaid expenses and other current assets                          3,574
                                                                 ----------

        Total current assets                                      1,388,973
                                                                 ----------
PROPERTY AND EQUIPMENT
   Golf facility under construction                               7,193,105
   Machinery and equipment                                           35,147
   Office furniture and equipment                                    10,743
                                                                 ----------

                                                                  7,238,995
   Less accumulated depreciation                                      9,308
                                                                 ----------
                                                                  7,229,687
                                                                 ----------
LAND HELD FOR RESALE                                                265,500
                                                                 ----------
                                                                 $8,884,160
                                                                 ==========
                       LIABILITIES AND PARTNERS' EQUITY
                       --------------------------------
CURRENT LIABILITIES
   Demand note payable - General Partner (Includes
    accrued interest at 5.81% of $5,822)                         $  123,822
   Accounts payable and accrued expenses                            154,660
   Due to Founders                                                  339,000
                                                                 ----------
        Total current liabilities                                   617,482
                                                                 ----------
ACCOUNT PAYABLE - Net of current portion                             30,000
                                                                 ----------
COMMITMENTS (Note 4)

PARTNERS' EQUITY
   General Partner                                                    7,000
   Limited Partners
    229 Units proposed; 214 issued                                8,961,357
   Deficit accumulated during development stage                 (   391,425)
                                                                 ----------
                                                                  8,576,932
   Less subscriptions receivable - Limited Partners             (   340,254)
                                                                 ----------
                                                                  8,236,678
                                                                 ----------
                                                                 $8,884,160
                                                                 ==========


See notes to financial statements.

                               LOOKAWAY PARTNERS
                               -----------------
                   (A Development Stage Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------


                                                                    Cumulative
                                             Year Ended               During
                                             December 31,           Development
                                                 1997                  Stage
                                             -----------           -----------

REVENUES
   Interest                                 $   92,005             $   92,005
   Other                                         4,055                  4,055
                                            ----------             ----------
                                                96,060                 96,060


OPERATING EXPENSES                             487,485                487,485
                                            ----------             ----------

NET LOSS                                   ($  391,425)           ($  391,425)
                                            ==========             ==========



See notes to financial statements.

                               LOOKAWAY PARTNERS
                               -----------------
                   (A Development Stage Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY
                        ------------------------------

              NOVEMBER 17, 1995 (INCEPTION) TO DECEMBER 31, 1996
                   AND FOR THE YEAR ENDED DECEMBER 31, 1997
              --------------------------------------------------

                                                                                                Limited Partners
                                                                                             ---------------------
                                                                                 General      Number
                                                                                 Partner     of Units     Amount
                                                                                 -------     --------     ------
General Partner interest                                                    $    7,000                   $

Issuance of warrants under a private offering:
    Founders                                                                                     21         449,979
    Trailing                                                                                                     21
                                                                            ----------          ---      ----------

Balance - December 31, 1995                                                      7,000           21         450,000

Issuance of warrants under a private offering:
    Founders                                                                                      4          99,996
    Trailing                                                                                                      4

Issuance of Units under a confidential private offering:
    Series 1                                                                                     10         350,000
    Series 2                                                                                     10         370,000
    Series 3                                                                                     10         390,000
    Series 4                                                                                      6         246,000

Issuance of Units under a Regulation A offering:
    Series 4                                                                                     14         574,000
    Series 5                                                                                     25       1,075,000
    Series 6                                                                                      2          90,000
    Series 8 Corporate Gold                                                                       1          78,000

Offering costs incurred by the
 General Partner and transferred
 to the Partnership                                                                                     (   116,743)

Subscriptions collected
                                                                            ----------          ---      ----------
Balance - December 31, 1996                                                 $    7,000          103      $3,606,257
                                                                            ==========          ===      ==========



      Subscriptions                            Deficit Accumulated
       Receivable                           During Development Stage
 ----------------------------              ----------------------------
 General             Limited               General              Limited
 Partner             Partners              Partner              Partners             Total
 -------             --------              -------              --------             -----
($    7,000)         $                     $                   $                    $



(   449,979)
(        21)
 ----------
(   457,000)



(    99,996)
(         4)



(    35,000)        (   315,000)
(    37,000)        (   333,000)
(    41,000)        (   349,000)
(    24,600)        (   221,400)



(    57,600)        (   516,400)
(   103,800)        (   971,200)
(     9,000)        (    81,000)
(     7,800)        (    70,200)



    116,743

                      2,149,500                                                      2,149,500
 ---------          ----------                                                     ----------

($  756,057)        ($  707,700)           $      -            $      -             $2,149,500
 ==========          ==========            ==========          ==========           ==========

See notes to financial statements.

                               LOOKAWAY PARTNERS
                               -----------------
                   (A Development Stage Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY
                        ------------------------------

              NOVEMBER 17, 1995 (INCEPTION) TO DECEMBER 31, 1996
                   AND FOR THE YEAR ENDED DECEMBER 31, 1997
              --------------------------------------------------
                                  (Continued)


                                                                                                         Limited Partners
                                                                                                  ----------------------------
                                                                                 General            Number
                                                                                 Partner           of Units          Amount
                                                                                 -------           --------          ------
                                                                                                                    <C.
Balance - December 31, 1996                                                     $    7,000          103             $3,606,257
 (From previous page)

Issuance of warrants under a Regulation A offering:
    Series 6                                                                                         21                945,000
    Series 7                                                                                         11                517,000
    Series 8 Corporate Gold                                                                           1                 78,000


Issuance of Units for land purchases                                                                  3                135,000


Net assets transferred from General Partner in connection with land purchases


Issuance of Units under a
 Small Business Offering:
    Series A                                                                                          9                450,000
    Series B                                                                                         13                682,500
    Series C                                                                                         16                880,000
    Series D                                                                                         17                977,500
    Series E                                                                                         17                508,400
    Series F Corporate Gold                                                                           3                234,000


Offering costs incurred                                                                                            (    52,300)


Subscriptions collected


Net loss
                                                                                ----------          ---             ----------
Balance - December 31, 1997                                                     $    7,000          214             $8,961,357
                                                                                ==========          ===             ==========




            Subscriptions                            Deficit Accumulated
             Receivable                            During Development Stage
--------------------------------            -----------------------------------
    General             Limited               General              Limited
    Partner             Partners              Partner              Partners             Total
    -------             --------              -------              --------             -----
($  756,057)        ($  707,700)            $                    $                  $2,149,500




(   185,000)        (   760,000)
(   132,880)        (   384,120)
                    (    78,000)


                                                                                       135,000



    835,569         (   835,569)




                    (   450,000)
                    (   682,500)
                    (   880,000)
                    (   977,500)
                    (   508,400)
                    (   234,000)


                                                                                   (    52,300)


    238,368           6,157,535                                                      6,395,903


                                          (     3,914)         (   387,511)        (   391,425)
 ----------          ----------            ----------           ----------          ----------


 $      -           ($  340,254)          ($    3,914)         ($  387,511)         $8,236,678
 ==========          ==========            ==========           ==========          ==========


See notes to financial statements.
                                      F-6

                               LOOKAWAY PARTNERS
                               -----------------
                   (A Development Stage Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                          Increase (Decrease) in Cash

                                                                                                          Cumulative
                                                                                   Year Ended              During
                                                                                   December 31,          Development
                                                                                       1997                 Stage
                                                                                  -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      ($  391,425)           ($  391,425)
   Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation                                                                     9,308                  9,308
      Demand note payable of $118,000 incurred and
       decrease in subscriptions receivable of $42,405
       recorded for reimbursement to General Partner
       for operating expenses                                                        160,405                160,405
      Accrued interest on demand note payable -
       General Partner                                                                 5,822                  5,822
      Increase in prepaid expenses and other current assets                      (     3,574)           (     3,574)
      Decrease in accounts payable and accrued expenses                          (    82,566)           (    82,566)
                                                                                  ----------             ----------

           Net cash used in operating activities                                 (   302,030)           (   302,030)
                                                                                  ----------             ----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment - Cash used
    in investing activities                                                      ( 2,804,584)           ( 2,804,584)
                                                                                  ----------             ----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in due to Founders                                                       339,000                339,000
   Offering costs incurred                                                       (     7,450)           (     7,450)
   Proceeds from issuance of Units                                                 4,160,463              4,160,463
                                                                                  ----------             ----------

           Net cash provided by financing activities                               4,492,013              4,492,013
                                                                                  ----------             ----------


NET INCREASE IN CASH AND CASH - ENDING                                            $1,385,399             $1,385,399
                                                                                  ==========             ==========



Note: Through March 31, 1997, all of the Partnership's transactions were conducted by the General Partner on behalf of the Partnership. The Partnership had no cash transactions prior to that date.

See notes to financial statements.
                                      F-7

SCHEDULE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES

The following noncash transactions resulted from the sale of Units:


                                                                              Cumulative
                                                        Year Ended              During
                                                        December 31,          Development
                                                            1997                 Stage
                                                      ---------------        -------------
   Increase in:
      Restricted cash - Escrowed funds                ($1,414,819)           ($3,592,509)
   Increase (decrease) in:
      Unearned interest income - Restricted cash           19,248                 47,438
      Partners' equity
         General Partner                              (   322,179)           (   637,979)
         Limited Partners                               1,717,750              4,183,050

During the year ended December 31, 1997, and cumulative during development stage, the General Partner completed the purchase of land. Simultaneously with the closings, the General Partner assigned its rights and obligations under the real estate and construction agreements to the Partnership, resulting in the following noncash transactions:


   (Increase) decrease in:
      Golf facility under construction                ($4,305,869)
      Office furniture and equipment                  (    10,743)
      Land held for resale                            (   265,500)
      Restricted cash - Escrowed funds                  3,592,509
   Increase (decrease) in:
      Accounts payable and accrued expenses               149,427
      Unearned interest income - Restricted cash      (    47,438)
      Partners' equity
         General Partner                                  797,464
         Limited Partners - Net of offering
          costs of $44,850                                 90,150


At December 31, 1997, accounts payable and accrued expenses include $117,799 for costs of the golf facility under construction.

                               LOOKAWAY PARTNERS
                               -----------------
                   (A Development Stage Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a. Organization and Nature of Business

      Lookaway Partners (the Partnership) was formed as a limited partnership under the laws of the Commonwealth of Pennsylvania in November, 1995. The Partnership owns, is developing, and will operate a golf facility located in Central Bucks County, Pennsylvania.

      In March, 1997, the General Partner completed the purchase of a 216-acre site for the golf facility. Simultaneously with the closings, the General Partner assigned its rights and obligations under the real estate agreements to the Partnership.

   b. Use of Estimates

      The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   c. Partnership Matters

      The Limited Partners are restricted from taking part in the management of the Partnership's business, which will be vested exclusively in the General Partner, Paunnacussing Founders, Inc. Under the provisions of the Partnership Agreement, the Limited Partners have restricted rights to vote upon certain important matters affecting the Partnership, including (a) the termination and liquidation of the Partnership, and
      (b) certain amendments to the Partnership Agreement.

      The interests of the General Partner of the Partnership may not always be consistent with the interests of the holders of the Partnership Interests in their capacity as Limited Partners of the Partnership. The General Partner is entitled to certain compensation from the Partnership and reimbursement of certain costs incurred by the General Partner on behalf of the Partnership.

      The Limited Partners may not remove the General Partner prior to January 1, 2003. Thereafter, the Limited Partners may remove the General Partner with the prior written consent of Limited Partners holding 66-2/3% or more of the outstanding Partnership interests (other than the General Partner or any of its affiliates, as defined, if any of them is a Limited Partner).

                               LOOKAWAY PARTNERS
                               -----------------
                   (A Development Stage Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   c. Partnership Matters (Continued)

      The Partnership will terminate on June 30, 2070, unless sooner dissolved upon the occurrence of one of the following events: (a) the vote to terminate by Limited Partners holding at least 80% of the outstanding interests (other than interests owned by the General Partner and any of its affiliates); (b) the vote to terminate by the General Partner and by Limited Partners holding at least 66-2/3% of the outstanding interests (other than interests owned by the General Partner and any of its affiliates); (c) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued; (d) the withdrawal, removal or bankruptcy of the General Partner unless, within 60 days of such event, Limited Partners holding at least 66-2/3% of the outstanding interests elect to continue the Partnership and elect a new general partner to continue the business of the Partnership; or (e) the voluntary or involuntary sale or other disposition of all or substantially all of the Partnership's assets.

      All profits and losses of the Partnership other than from the disposition, refinancing, liquidation or condemnation of Partnership property are allocated 1% to the General Partner and 99% to the Limited Partners. Upon liquidation of the Partnership, the General Partner shall contribute to the Partnership an amount equal to the lesser of (a) the deficit balance in its capital account, or (b) the excess of 1.01% of the aggregate capital contributions of the Limited Partners over the capital previously contributed by the General Partner. After the payment and discharge of all of the Partnership's debts and liabilities, cash distributions, if any, will be made to the Partners based upon their respective positive capital accounts as adjusted to reflect the net profits and losses realized upon liquidation.

      All profits, losses and credits which are allocable to, and any distributions made to, the Limited Partners as a class will be allocated or distributed among them in accordance with their ownership percentages which are based on amounts contributed.

   d. Property and Equipment

      Property and equipment are stated at cost. The cost of the golf facility under construction includes expenditures made to change the land, exclusive of buildings, which are treated as permanent improvements and are not depreciable. Depreciation is provided using the straight-line and declining balance methods over the estimated useful lives of the assets.

                               LOOKAWAY PARTNERS
                               -----------------
                   (A Development Stage Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   e. Income Taxes

      Income taxes are not payable by, or provided for, the Partnership. All tax effects of the Partnership's income or losses are passed through to the partners individually.

      There is no assurance that the Internal Revenue Service will determine that, under current law, the Partnership should be classified as a partnership and not as an association taxable as a corporation for federal income tax purposes, because the Partnership has not received and does not intend to request a ruling from the IRS on this issue. In addition, the General Partner has the right at its discretion to elect to have the Partnership treated as an association taxable as a corporation. If the Partnership should be held or elect to be an association taxable as a corporation, income taxes would become the responsibility of the Partnership and not of the partners.

   f. Reclassifications

      Certain 1996 amounts have been reclassified to conform to current account classifications.



2. PARTNERS' EQUITY

   a. Private Offering

      Under a private offering consisting of 25 Units ($675,000), 15 of which were Series 1 Units at $25,000 per Unit, and 10 of which were Series 2 Units at $30,000 per Unit, all of the Series 1 Units and 6 of the Series 2 Units were issued as of December 31, 1995. In January, 1996, the 4 remaining Series 2 Units were issued. Each Unit consists of 25 shares of the common stock of the General Partner, one Founders Partnership Warrant and one Trailing Partnership Warrant.

      The purchase price for each Unit is allocated as follows:

                                                     Series 1         Series 2
                                                      Units            Units
                                                    ----------       ----------
      Common stock of the General Partner
       (not a security of the Partnership)          $    5,000       $    5,000
      Founders Partnership Warrant                      19,999           24,999
      Trailing Partnership Warrant                           1                1
                                                    ----------       ----------

                                                    $   25,000       $   30,000
                                                    ==========       ==========

                               LOOKAWAY PARTNERS
                               -----------------
                   (A Development Stage Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


2. PARTNERS' EQUITY (Continued)

   a. Private Offering (Continued)

      Each Founders Partnership Warrant entitles the holder to purchase one Founders limited partnership interest, which represents the right of the holder, upon payment of membership dues, to be a member of the golf facility. Each Trailing Partnership Warrant entitles the holder to purchase one Non-Founders limited partnership interest at an exercise price of $25,000 for holders of Series 1 Units and $30,000 for holders of Series 2 Units (see Note 2-d). The Non-Founders limited partnership interest represents the right of the holder, upon payment of annual membership dues, to be a member of the golf facility.

   b. Confidential Private Offering

      A Confidential Private Offering memorandum dated January, 1996, provided for the issuance of up to 120 Units (a maximum of $5,380,000), 10 of which were Series 1 Units offered at $35,000 per Unit, 10 of which were Series 2 Units offered at $37,000 per Unit, 10 of which were Series 3 Units offered at $39,000 per Unit, 20 of which were Series 4 Units offered at $41,000 per Unit, 25 of which were Series 5 Units offered at $43,000 per Unit, 25 of which were Series 6 Units offered at $45,000 per unit, 10 of which were Series 7 Units offered at $47,000 per Unit and 10 of which were Series 8 - Corporate Gold Units offered at $78,000 per Unit. Each Unit consists of one limited partnership interest which includes a warrant which entitles the holder upon payment of membership dues, to be a member of the golf facility. Through June 11, 1996, the date of the discontinuation of any sales under the Confidential Private Offering
      (see Note 2-c), 36 Units were issued for an aggregate of $1,356,000, which has been collected as of December 31, 1997.

   c. Regulation A Offering

      A Regulation A Offering Statement filed in April, 1996, which superseded the Confidential Private Offering (see Note 2-b), provided for the issuance of up to 79 Units (a maximum of $3,572,000), 14 of which were Series 4 Units offered at $41,000 per Unit, 25 of which were Series 5 Units offered at $43,000 per Unit, 25 of which are Series 6 Units offered at $45,000 per Unit, 12 of which are Series 7 Units offered at $47,000 per Unit and 3 of which are Series 8 - Corporate Gold Units offered at $78,000 per Unit. Each Unit consists of one limited partnership interest which includes a warrant which entitles the holder, upon payment of membership dues, to be a member of the golf facility. Through December 31, 1997, 75 units were issued for an aggregate of $3,357,000, which has been collected as of December 31, 1997.

                               LOOKAWAY PARTNERS
                               -----------------
                   (A Development Stage Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


2. PARTNERS' EQUITY (Continued)

   c. Regulation A Offering (Continued)

      This offering and the Confidential Private Offering were conducted on a "modified best efforts" basis, meaning that there was no minimum number of Units that must be sold before the Partnership had access to the subscriber's down payment (10% of subscription proceeds). The remaining 90% of subscription proceeds including interest were held in escrow until closing of the land purchases (see Note 1-a).


   d. Small Business Offering (SB-2)

      Under Form SB-2 Registration Statement filed in April, 1997, which superseded the Regulation A Offering (Note 2-c), up to 90 Units may be issued (a maximum of $5,349,005), 10 of which are Series A Units offered at $50,000 per Unit, 15 of which are Series B Units offered at $52,500 per Unit, 20 of which are Series C Units offered at $55,000 per Unit, 17 of which are Series D Units offered at $57,500 per Unit, 28 of which are Series E Units offered at $60,000 per Unit, and 8 of which are Series F
      - Corporate Gold Units of which 3 are offered at $78,000 per Unit, 3 at $90,000 per Unit and 2 at $100,000 per Unit. To the extent to which any of the Series F Units are sold, the Partnership will reduce the number of Series A-E Units sold, and the reduction will occur within the Series then being sold at the time the Series F Unit is sold. Each Unit consists of one limited partnership interest which includes a warrant which entitles the holder, upon payment of membership dues, to be a member of the golf facility. Through December 31, 1997, 75 Units were issued for an aggregate of $3,732,400 (which is net of the proceeds of $476,600 from the sale of Units in connection with the exercise of warrants offered by the Founders), of which $340,254 is receivable. Through February 2, 1998, 79 units were issued for an aggregate of $3,899,200 (which is net of the proceeds of $579,800 from the sale of Units in connection with the exercise of warrants offered by the Founders), of which $191,500 is receivable.

                               LOOKAWAY PARTNERS
                               -----------------
                   (A Development Stage Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

2. PARTNERS' EQUITY (Continued)

   d. Small Business Offering (SB-2) (Continued)

      The holders of the Trailing Partnership Warrants (the Founders) (see
      Note 2-a) intend to offer these warrants under the SB-2 offering. Each warrant will be exercisable for one Series E Unit. The Founders will be obliged in sequence to either exercise the warrant for their own account or for the account of a permitted transferee, or to sell the warrant to a purchaser in the SB-2 offering for $60,000, inclusive of the warrant exercise price. The sale of all of the Trailing Partnership Warrants would result in proceeds to the Founders of $825,000 (net of $675,000 which would be paid to the Partnership for the exercise of the warrants). Through December 31, 1997, one founder exercised the warrant for his own account, and 14 warrants were sold. An administrative fee of $600 is charged to each founder who sells their warrants. At December 31, 1997, the amount due to Founders represents the net proceeds from the sale of these warrants.

      This offering is being conducted on a "best efforts" basis, meaning that there is no minimum number of Units that must be sold before the Partnership will have access to the proceeds.

      The proceeds received from the sale of certain of the Units are to be held in escrow until specific conditions are met.

      This offering shall terminate upon the earlier of March 31, 1998, or the sale by the Partnership of an aggregate of 229 Partnership interests. The Partnership also reserves the right to terminate this offering at any time without notice, and to extend the termination date of this offering beyond March 31, 1998.

   e. Other

      The General Partner contributed to the Partnership cash in the amount of $7,000 in consideration for which it received a 1% General Partner interest in the Partnership.

                               LOOKAWAY PARTNERS
                               -----------------
                   (A Development Stage Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

3. RELATED PARTY TRANSACTIONS

   Through March 17, 1997 (the date the land purchases were completed), the General Partner expended approximately $547,000 (including accrued but unpaid expenses) consisting of engineering, architectural expenses, legal fees, other expenditures and certain operating expenses. Upon closing under the land purchases (see Note 1-a), the General Partner assigned and transferred these expenses, including related rights and interests, to the Partnership.

   Costs aggregating $116,743 during 1996, incurred by the General Partner in connection with the Confidential Private Offering and Regulation A
   Offering, including $98,409 paid to a company in which a Limited Partner has an interest, were transferred to the Partnership during 1996 and charged to partners' equity as a reduction of the proceeds received.

   Costs incurred by the General Partner in connection with the SB-2 Offering aggregating $44,850 during 1997, were transferred to the Partnership and charged to partners' equity as a reduction of the proceeds received.

   In connection with the above costs, upon closing under one of the land purchase agreements, the Partnership delivered to the General Partner a subordinated negotiable note bearing interest at 5.81%, payable on demand to the General Partner, in the amount of $118,000, representing approximately 1% of the anticipated total capitalization of the Partnership, for reimbursement of deferred development costs incurred by the General Partner.

   The cost of the golf facility under construction and offering costs incurred during the year ended December 31, 1997, include $637,859 and $40,233, respectively, paid to companies in which certain Limited Partners have an interest.

   Operating expenses for the year ended December 31, 1997, and cumulative during development stage, include $192,726 incurred by the General Partner on behalf of the Partnership, and $822 paid to a company in which a Limited Partner has an interest.


4. COMMITMENTS

   a. Engineering, Land Surveying and Environmental Services

      The Partnership is committed under an agreement for engineering, land surveying and environmental services for total fees of approximately $102,000. The General Partner assigned its rights under this agreement to the Partnership simultaneously with the land purchases (see Note 1-a).

                               LOOKAWAY PARTNERS
                               -----------------
                   (A Development Stage Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

4. COMMITMENTS (Continued)

   b. Design and Inspection Agreement

      The Partnership is committed under an agreement for the design and inspection of the construction of the golf facility. The agreement provides for total fees of $400,000, however, the Partnership has the right to defer or abandon any of the work provided the designer is paid in full for all services previously rendered. The fees will increase 6% annually, since construction was not begin prior to December 31, 1996. The General Partner assigned its rights under this agreement to the Partnership simultaneously with the land purchases (see Note 1-a).

   c. Construction of Golf Facility

      At December 31, 1997, the total estimated cost to complete construction of the golf facility is approximately $4,000,000; the Partnership is committed for approximately $500,000 of this amount.



5. FAIR VALUE OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of estimated fair value of all financial instruments for which it is practicable to estimate fair value.

   The carrying amount of cash and the amount due to Founders approximates their fair value because of their short maturity.

   It was not deemed practicable to estimate the fair value of the amount of the demand note payable - General Partner, since this financial instrument is not readily marketable.


6. SUBSEQUENT EVENTS

   In January, 1998, the Partnership filed a notice of termination of registration with the Securities and Exchange Commission to terminate the Partnership's duty to file reports required under the Securities Exchange Act of 1934 for periods after December 31, 1997.

   In connection with the land purchases (see Note 1-a), the General Partner was to receive five warrants for Partnership interests each exercisable at $1.00 upon the sale of 195 Units of the Partnership. In March, 1998, the General Partner rescinded its right to receive these warrants.

Stockholders and Directors
Paunnacussing Founders, Inc.
Doylestown, Pennsylvania


                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------

         We have audited the accompanying balance sheet of PAUNNACUSSING FOUNDERS, INC. (A Development Stage Company) as of December 31, 1997. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Paunnacussing Founders, Inc. as of December 31, 1997, in conformity with generally accepted accounting principles.


                                                    FISHBEIN & COMPANY, P.C.



Elkins Park, Pennsylvania
February 2, 1998 (March 19, 1998
 as to Note 6)

                         PAUNNACUSSING FOUNDERS, INC.
                         ----------------------------

                                 BALANCE SHEET
                                 -------------

                               DECEMBER 31, 1997
                               -----------------

                                    ASSETS
                                    ------



CURRENT ASSETS
   Demand note receivable - Lookaway Partners (Includes
    accrued interest at 5.81% of $5,822)                            $  123,822
   Prepaid expenses and other current assets                               625
                                                                    ----------
        Total current assets                                           124,447


INVESTMENT IN LOOKAWAY PARTNERS                                          3,086
                                                                    ----------

                                                                    $  127,533
                                                                    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITY
   Accounts payable and accrued expenses                            $      226
                                                                    ----------

COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY
   Common stock - No par value
    Authorized 1,000 shares
     Issued and outstanding 625 shares                                 125,000
   Retained earnings                                                     2,307
                                                                    ----------

                                                                       127,307
                                                                    ----------

                                                                    $  127,533
                                                                    ==========
PLEASE NOTE THAT A PURCHASER OF UNITS OF LOOKAWAY PARTNERS
 HAS NOT PURCHASED AN INTEREST IN THE COMPANY WHOSE
 BALANCE SHEET APPEARS ABOVE

See notes to balance sheet.

                         PAUNNACUSSING FOUNDERS, INC.
                         ----------------------------

                            NOTES TO BALANCE SHEET
                            ----------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a. Organization and Nature of Business

      Paunnacussing Founders, Inc. (the Company) was incorporated in November, 1994, and is the general partner of Lookaway Partners (the Partnership), which was formed as a limited partnership under the laws of the Commonwealth of Pennsylvania in November, 1995. The Partnership owns, is developing and will operate a golf facility located in Central Bucks County, Pennsylvania.

      In March, 1997, the Company completed the purchase of a 216-acre site for the golf facility. Simultaneously with the closings, the Company assigned its rights and obligations under the real estate agreements to the Partnership.

   b. Use of Estimates

      The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   c. Investment in Lookaway Partners

      The Company's 1% interest in the Partnership (see Note 1-a) is stated at equity because of its ability to exercise significant influence.

   d. Income Taxes

      The Company has elected to be an S Corporation under the provisions of the Internal Revenue Code and the Pennsylvania S Corporation Statute. As a result, income and losses of the Company are passed through to its stockholders for federal and state income tax purposes.

2. DEMAND NOTES RECEIVABLE - LOOKAWAY PARTNERS

   Upon closing under one of the land purchase agreements (see Note 1-a), the Partnership delivered to the Company a subordinated negotiable note bearing interest at 5.81%, payable on demand to the Company, in the amount of $118,000, representing approximately 1% of the anticipated total capitalization of the Partnership, for reimbursement of deferred development costs incurred by the Company.

                         PAUNNACUSSING FOUNDERS, INC.
                         ----------------------------

                            NOTES TO BALANCE SHEET
                            ----------------------

3. INVESTMENT IN LOOKAWAY PARTNERS

   Following is a summary of financial position and results of operations of the Partnership as of and for the year ended December 31, 1997 (see Note 1-c):


        Current assets                         $1,388,973
        Property and equipment - Net            7,495,187
                                               ----------

                                                8,884,160
                                               ----------
        Current liabilities                       617,482
        Long-term liabilities                      30,000
                                               ----------
                                                  647,482
                                               ----------
        Partners' equity                       $8,236,678
                                               ==========
        Revenues                               $   96,060
                                               ==========

        Net loss                               $  391,425
                                               ==========


4. STOCKHOLDERS' EQUITY

   Under a private offering consisting of 25 Units ($675,000), 15 of which were Series 1 Units at $25,000 per Unit, and 10 of which were Series 2 Units at $30,000 per Unit, all of the Series 1 Units and 6 of the Series 2 Units were issued as of December 31, 1995. In January, 1996, the 4 remaining Series 2 Units were issued. Each Unit consists of 25 shares of the common stock of the Company (the General Partner), one Founders Partnership Warrant and one Trailing Partnership Warrant.

   The purchase price for each Unit is allocated as follows:


                                                      Series 1        Series 2
                                                       Units           Units
                                                     ----------      ----------
    Common stock of the Company                      $    5,000      $    5,000
    Equity of the Partnership (not the Company)
       Founders Partnership Warrant                      19,999          24,999
       Trailing Partnership Warrant                           1               1
                                                     ----------      ----------

                                                     $   25,000      $   30,000
                                                     ==========      ==========

                         PAUNNACUSSING FOUNDERS, INC.
                         ----------------------------

                            NOTES TO BALANCE SHEET
                            ----------------------

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of estimated fair value of all financial instruments for which it is practicable to estimate fair value.

   It was not deemed practicable to estimate the fair value of the demand note receivable - Lookaway Partners and the investment in Lookaway Partners, since these financial instruments are not readily marketable.

6. SUBSEQUENT EVENT

   In connection with the land purchases (see Note 1-a), the Company was to receive five warrants for Partnership interests each exercisable at $1.00 upon the sale of 195 Units of the Partnership. In March 1998, the Company rescinded its right to receive these warrants.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The business of the Partnership is managed by the Corporation, as General Partner, and the General Partner will make any "investment decisions" for the Partnership. The address and telephone number of the General Partner is the same as that of the Partnership.

The General Partner is a Pennsylvania corporation incorporated in November 1995. Its directors and officers are the Series 1 Founders named below and its stockholders are the 25 Founders. The General Partner was incorporated for the purpose of serving as the vehicle for the pursuit of the establishment of what has become the Club. After the execution of the several agreements relating to the acquisition of the Buckingham Properties and the agreement with Rees Jones, the General Partner caused the organization of the Partnership in November 1995. The General Partner does not at present engage in any business activity except as relates to the Partnership.

At settlement under the Lookaway Agreement in February 1997, the Partnership delivered to the General Partners its promissory note and mortgage for $118,000. Subsequent to December 31, 1997, the General Partner amended the Partnership Agreement effective ab initio to eliminate its right to receive five General Partners Warrants as compensation for services rendered.

Each of the individuals named below is a Series 1 Founder and is the holder of securities of the Partnership and General Partner. The names of the executive officers and directors of the Corporation are as follows:

NAME                                         POSITION

J. Bruce McKissock                           President and Class A Director
Harry J. Ferguson                            Vice President and Class A Director
William B. Waldman                           Treasurer and Class A Director
Martin Woldow                                Secretary and Class B Director
Kevin MacDonald                              Class B Director
Ira Gouterman                                Class B Director
Robert H. Jeter                              Class C Director
Peter P. Stratil                             Class C Director
James R. Yarrington                          Class D Director
Patrick J. O'Neill                           Class D Director
James C. Urban                               Class D Director
John Voltz                                   Class E Director
John Van Luvanee                             Class E Director
James A. Collins                             Class E Director

J. Bruce McKissock is a founding partner of the law firm of McKissock & Hoffman, with offices in Philadelphia and Doylestown, and has practiced law for more than the past five years.

Harry J. Ferguson has been employed by Merrill Lynch Pierce Fenner and Smith, Princeton, NJ, for more than the past five years and is currently First Vice-President, Real Estate.

William B. Waldman for more than the past five years has been president of Waldman Sales Corp., the president of Simplicity Inc., a manufacturer of juvenile furniture, and the chairman of the board and president of L.E.G. Inc., a manufacturer of candy.

Martin Woldow for more than the past five years has been president and chief operating officer of a New Hope, Pennsylvania, restaurant.

Kevin MacDonald for more than the past 12 years been self-employed in the insurance industry as an international claims auditor and adjusting service, and CEO of Specialty Assistance Services, a travel medical emergency company, with office locations in Doylestown, Pennsylvania; Atlanta, Georgia; London, England; and Johannesburg, South Africa.

Ira Gouterman, M.D., has been a practicing dermatologist for more than the past five years.

Robert H. Jeter has been employed by Merrill Lynch Pierce Fenner Smith, Princeton, New Jersey, for the last three years as a contract manager, where his work relates to construction management. For the 20 years prior thereto, Mr.
Jeter was employed by Huber, Hunt & Nichols in the same capacity.

Peter P. Stratil for the past five years has been employed by Victaulic Company of America, Easton, Pennsylvania, a privately-owned manufacturer of pipe couplings, fittings and valves. Mr. Stratil is corporate materials manager, responsible for purchasing, production control and distribution.

James R. Yarrington for more than five years has been employed as the president and general manager of Yarrington Mills Corp., a knitting mill.

Patrick J. O'Neill for more than five years has been a vice-president of Ethicon, Inc., a Johnson & Johnson Company. He has held positions of vice-president, research and development and vice-president, new business development.

James C. Urban for more than the past five years has been employed in the sales department of Interstate Steel Company, Philadelphia, Pennsylvania, Currently, Mr. Urban is a sales manager.

John Voltz for the last two years has worked as a manufacturer's representative in his own business supplying capital equipment to the semi-conductor industry. For the three years prior thereto, Mr. Voltz was the director, North-American and European Sales, for Plasma and Material Technologies Corp.

John Van Luvanee is an attorney licensed to practice law in Pennsylvania. For more than the past five years he has been a partner or shareholder in the law firm of Eastburn & Gray, Doylestown, Pennsylvania. He is presently corporate secretary of Eastburn & Gray.

James A. Collins for more than the past five years has been employed in the sales department of Interstate Steel Company, Philadelphia, Pennsylvania, Currently, Mr. Collins is a sales manager.

Compensation of Officers and Directors. It is not intended that any director or officer of the General Partner will receive any compensation for services rendered as such. The Corporation reimburses its officers and directors for any reasonable expenses which they incur on behalf of the Corporation or the Partnership. All directors and officers are holders of a Founders Partnership Warrant and a Trailing Warrant. See "Certain Relationships and Related Transactions."

Board of Directors of the General Partner. The by-laws of the Corporation provide that the Board of Directors of the Corporation consist of up to fifteen (15) persons, each of whom is entitled to one vote. As of the date hereof, there is one vacancy on the Board.

Term of Office of Initial Founders as Directors. Pursuant to the terms of the Amended and Restated Subscription and Founders Agreement as amended (the "Founders Agreement"), Series 1 Founders serve as directors of the Corporation (the "Initial Directors") for a term (the "Initial Directors' Term") beginning with the acceptance by the Corporation of their subscription to purchase a Series 1 Unit and continuing until no less than five (5) years after the opening of the Club, subject to the conditions as hereafter described. Pursuant to the Founders Agreement, each Founder has agreed, in his capacity as a shareholder of the Corporation, to vote his Shares in favor of the election of the Series 1 Founders as the directors of the Corporation at each meeting of shareholders at which directors of the Corporation shall be elected during the Initial Directors' Term. During such time, in the event of a vacancy on the Board, the Series 2 Founders are be eligible for nomination for and election to the Board of Directors of the Corporation. Upon expiration of an Initial Directors' Term of each Director, Articles IV and IX of the By-Laws of the Club, provide that the Board shall consist of not less then nine (9) and not more than fifteen (15) Limited Partners who shall be nominated by the Limited Partners and elected by the shareholders of the Corporation to three
(3) year terms. A minimum of one third (1/3) of the Board shall be shareholders of the Corporation but it shall be the Limited Partners, as a class, who shall nominate, at each annual meeting of the Partners at which nominations to the Board are to be presented, members for election to the Board.

Classifications of Directors. For purposes of determining the duration of the Initial Directors' Term of office of each Founder, the Series 1 Founders are divided into five (5) classes, with each class consisting of three (3) persons. The classification of a Series 1 Founder for these purposes is a function of the date upon which such Series 1 Founder's subscription was accepted by the Corporation. The by-laws of the Corporation provide that the first directors to stand for election upon the expiration of the Initial Directors' Term shall be Class E directors, followed in the next year by Class D directors, followed in the next year by Class C directors, etc. Assuming that the Club opens in 1998 (as to which no assurances can be given), the expiration date of the Initial Directors' Term of office of Series 1 Founders would be as follows:


         Class                               Year in Which Term Expires
         -----                               --------------------------

            E                                             2004
            D                                             2005
            C                                             2006
            B                                             2007
            A                                             2008

The actual date of the first meeting of shareholders of the Corporation for the election of directors upon the expiration of the Initial Directors' Term shall be determined by the Board of Directors of the Corporation, but shall be no later than five (5) years and six (6) months after the opening of the Club.

Term of Office of Initial Officers. Pursuant to the terms of the Founders Agreement, the Initial Officers of the Corporation shall serve as the officers of the Corporation until such time as the Club shall have been open for a one
(1) year period (the "Initial Officers' Term"). Each Founder agreed to vote as a director in favor of the election of the Initial Officers as aforementioned at any meeting of directors at which officers of the Corporation shall be elected during the Initial Officers' Term. After the expiration of the Initial Officers' Term, the Board of Directors of the Corporation shall elect officers in accordance with the by-laws of the Corporation. Under the by-laws of the Corporation, during the period of the Initial Officers' Term, the Initial Officers may be replaced and vacancies may be filled only for "proper cause" within the meaning of the Pennsylvania Business Corporation Law of 1988.

Duties of Directors. Under the terms of the by-laws of the Corporation, the Board of Directors may exercise all powers of the Corporation and do all lawful acts and things that are not by statute or by such by-laws directed or required to be exercised or done by the shareholders. A director of the Corporation stands in a fiduciary relation to the Corporation and shall perform his duties as a director, including his duties as a member of any committee of the Board upon which he may serve, in good faith, in a manner he reasonably believes to be in the best interest of the Corporation, and with such care, including reasonable inquiry, skill and diligence, as a person of ordinary prudence would use under similar circumstances. Absent breach of fiduciary duty, lack of good faith or self-dealing, actions taken as a director or any failure to take any action shall be presumed to be in the best interest of the Corporation.

Liability of Directors. Under certain circumstances, a director will be personally liable for failing to perform his duties as a director. Pursuant to the by-laws of the Corporation, a director of the Corporation shall not be personally liable for monetary damages as such for any action taken, or any failure to take any action, unless he has both (i) breached or failed to perform the duties of his office pursuant to such by-laws or in accordance with the standards set forth in certain specified provisions of the Pennsylvania Business Corporation Law of 1988 relating to the performance of a directors duties and (ii) such breach or failure to perform constitutes self-dealing, willful misconduct or recklessness. Other provisions not addressed herein apply to the responsibility of a director pursuant to any criminal statute or to the liability of a director for the payment of taxes pursuant to local, state or federal law.

Limitation of Director Liability; Indemnification of Directors and Officers. The personal liability of the General Partner's directors is limited to the fullest extent permitted by Pennsylvania law. Under the General Partner's by-laws and Pennsylvania Business Corporation Law ("PBCL"), a director shall not be personally liable for monetary damages for his or her actions as a director unless: (1) the director has breached or failed to perform the duties of his office under subchapter 17B of PBCL; and (2) the breach or failure to perform constitutes self-dealing, willful misconduct or recklessness. Pennsylvania law further provides that this limitation is not available with respect to the responsibility or liability of a director pursuant to any criminal statute or the liability of a director for the payment of taxes pursuant to Federal, state or local law.

Pursuant to the by-laws of the Corporation, each person who was or is made a party or is threatened to be made a party to or is involved in any action, suit or proceeding (a "proceeding"), whether civil, criminal, administrative or investigative, including without limitation, an action or suit by or in the right of the Corporation, by reason of the fact that he is or was a director or officer of the Corporation, shall be indemnified and held harmless by the Corporation to the fullest extent and manner authorized or permitted by the laws of the Commonwealth of Pennsylvania, as the same exists or may hereafter be amended, against all expense, liability and loss (including attorneys fees) reasonably incurred or suffered by such person in connection therewith, and such indemnification shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of his heirs, executors and administrators. The foregoing right to indemnification is limited where the proceeding was initiated by the person seeking the indemnification. Under the by-laws of the Corporation, the indemnification shall be made by the Corporation unless a determination is reasonably and promptly made that indemnification of a director or officer is not proper in the circumstances because of the existence of grounds for denying indemnification under such by-laws or under applicable law. Such a determination may be made only by the Board of Directors by a majority vote of a quorum consisting of directors who are not parties to such proceeding, by the shareholders, or under other specified circumstances.

The by-laws of the Corporation provide that the Corporation may maintain insurance to protect itself and any director and officer against any such expense, liability or loss. The Corporation does not at this time maintain any such insurance, nor is it anticipated that any such insurance will be obtained.

Section 16(a) Compliance

Not applicable.


ITEM 10. EXECUTIVE COMPENSATION.

No compensation was awarded to any officer or director of the General Partner in 1997, except to the extent to which the sale of the Trailing Warrants, which were acquired by all Founders as part of their purchase of their Founders' Interests, might be considered as such. Nor was any compensation paid to the General Partner in 1997, except to the extent to which the reimbursement by the Partnership of $118,000 of expenses incurred by the General Partner in connection with the project might be considered as such.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Each of the officers and directors of the General Partner is the holder of one Partnership Interest except for one person, who is the holder of two Partnership Interests as a result of his exercise of his Trailing Warrant. As of February 2, 1998, 13 of the Founders had sold their Trailing Warrants in the SB-2 Offering, and the balance of the Founders were expected to sell their Trailing Warrants in such offering prior to December 31, 1998.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The 25 Founders are expected to receive a life-time preferential reduction in annual membership dues upon becoming a member of the Club (the "Founders Dues Preference"). It is anticipated that the Founders Dues Preference will be the lowest rate charged in the dues structure. If the Founders Partnership Interest is jointly owned with a spouse or transferred to a spouse upon the death of a Founder, the benefits and privileges of the Founders Dues Preference shall continue to the death of the survivor. Upon the death of such survivor or upon any earlier sale of the Founders Partnership Interest, the Founders Dues Preference shall lapse and be extinguished.

The Founders and the Corporation are each party to the Founders Agreement pursuant to which the Founders acquired their Founders Units including their interests in the Partnership and the Trailing Warrants sold in the Builders Offering. The sale of all of the Trailing Warrants is executed to result in proceeds to the Founders of $825,000. The Founders Agreement also provides for certain terms relating to the governance of the Corporation, as described elsewhere.

Under the terms of the Partnership Agreement, in consideration General Partner the Corporation's services on behalf of the Project through settlement under the Real Estate Agreements, the General Partner was entitled at settlement on the Lookaway Agreement to five (5) warrants for Partnership Interests that are referred to herein as the General Partner's Warrants. After December 31, 1997, the General Partner amended the Partnership Agreement ab initio to eliminate the right to receive these warrants . Also at the closing under the Lookaway Agreement, the Partnership reimbursed the Corporation the sum of $118,000, representing part of the expenses incurred by the Corporation on behalf of the Partnership for the Project, by delivery of the Partnership's negotiable promissory note, payable on demand. Such note bears interest at the minimum rate required so as to avoid the imputation of interest under the applicable internal revenue laws of the United States with respect to annual payments of interest thereunder. Said note may be recorded but shall be subordinated to any financing required by the Partnership to complete the Project or operate the Club.

Under the terms of the Partnership Agreement, the Corporation, as General Partner, and its officers, directors and shareholders and their affiliates may receive additional compensation from the Partnership for services performed on the

Partnership's behalf, provided that such compensation is on terms no less favorable to the Partnership than the terms on which such services would be available from independent third parties.

Under the terms of the Partnership Agreement, upon a vote of a majority of the directors, a Founder may make a loan to the Corporation or the Partnership. Such loans shall be upon such terms and conditions as the Board of Directors of the Corporation and the lender shall agree, but all Founders shall be entitled to interest at no more than the then prevailing prime rate of interest plus one percent (1%) and shall be entitled to receive collateral for any loans made, including the granting of a mortgage on any of the Buckingham Properties. If any such mortgage is granted, however, the Founder shall subordinate such mortgage to any institutional financing that is later secured. Any such mortgage shall further restrict the lender from declaring a default in the repayment of the note. No Founder shall be required to cross-guaranty any loan made by any other Founder.




ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference, into this report:

                                                 INDEX TO EXHIBITS

Exhibit
Number Description                                                        Filing

3(a)      Agreement of Limited Partnership of Lookaway Partners           (1)
3(b)      By-laws of Lookaway Golf Club                                   (1)
4         Subscription Agreement
10(a)     Agreement as amended with Carl A. Swanson, Rodney G.
           Montgomery and Thomas E. Murphree, co-executors and
           co-trustees under the will of Theodore Sterling, deceased, and Carl A. Swanson, Jr., executor of the estate of Marion P.
           Sterling, deceased                                             (1)
10(b)     Agreement with Scott L. King                                    (1)
  (c)     Agreement with Carl A. Swanson and Sarah S. Swanson             (1)
  (d)     Agreement with Rodney E. Montgomery and Helen S.
           Montgomery                                                     (1)
  (e)     Agreement with Janet S. Murphree                                (1)
  (f)     Agreement with Rees Jones, Inc.                                 (1)
  (g)     Agreement with Club Marketing, Inc.                             (1)
  (h)     Amendment and Restated Founders and Subscription Agreement      (1)
  (h)(i)  Amendment No. 1 to Amended and Restated Founders and
           Subscription Agreement                                         (1)
 10(i)    Ground Lease By and Between Lookaway Partners (Lessee)          (2)
           and Rodney E. Montgomery, Jr. and Helen S. Mongomery (Lessor)
           dated February 24, 1997                                        (2)
10(j)     Ground Lease By and Between Lookaway Partners (Lessee) and
           Carl A. Swanson, Jr. and Sarah S. Swanson (Lessor)
           dated February 24, 1997                                        (2)
10(k)     Agreement between Lookaway Partners and Sandra Palmer           (2)
10(l)     Form of Promissory Note and Mortgage given by Lookaway Partners
           in favor of Paunnacussing Founders, Inc.                       (2)

--------------------
(1) Incorporated by reference to the Offering Statement on Form I-A filed with the Northeast Regional Office of the Securities and Exchange Commission (File No. 24-8830-NY).
(2) Incorporated by reference to the Registration Statement Form SB-2 filed with the Securities and Exchange Commission declared effective April 22, 1997 (File No. 333-6454).

(b) Reports on Form 8-K. No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                  SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LOOKAWAY PARTNERS

                    By:      PAUNNACUSSING FOUNDERS, INC.,
                             General Partner

March  5, 1998      By:      /s/ J. Bruce McKissock
                             -----------------------
                             J. Bruce McKissock
                             President and Chief Executive Officer and
                             director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 5, 1998                /s/ J. Bruce McKissock
                             -----------------------
                             J. Bruce McKissock
                             President and Chief Executive Officer and
                             director

March 5, 1998                /s/ Harry J. Ferguson
                             ---------------------
                             Harry J. Ferguson
                             Vice President and Chief Financial Officer and
                             director of General Partner of Issuer

                             ----------------------------------
                             William B. Waldman
                             Treasurer and director of General Partner of Issuer


March 5, 1998                /s/ Martin Woldow
                             -----------------
                             Martin Woldow
                             Secretary and director of General Partner of Issuer


March 7, 1998                /s/Kevin MacDonald
                             ------------------
                             Kevin MacDonald
                             director of General Partner of Issuer


                             ----------------------------------
                             Ira Gouterman
                             director of General Partner of Issuer

March 5, 1998                /s/ Robert Jeter
                             -------------------------------------
                             Robert Jeter
                             director of General Partner of Issuer


March 7,1998                 /s/ Peter P.Stratil
                             -------------------------------------
                             Peter P. Stratil
                             director of General Partner of Issuer


                             -------------------------------------
                             James R. Yarrington
                             director of General Partner of Issuer


                             -------------------------------------
                             Patrick J. O'Neill
                             director of General Partner of Issuer


March 7, 1998                /s/ James C. Urban
                             -------------------------------------
                             James C. Urban
                             director of General Partner of Issuer


March 7, 1998                /s/ John Voltz
                             -------------------------------------
                             John Voltz
                             director of General Partner of Issuer



                              John A. VanLuvanee
                              -------------------------------------
                              director of General Partner of Issuer


                              -------------------------------------
                              James A. Collins
                              director of General Partner of Issuer